Form 10QSB
period 1995-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1995-11-08
CIK 812431

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-16682


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2
        (Exact name of small business issuer as specified in its charter)


         California                                           94-3032501
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (803) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                                  BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except for unit data)

                               September 30, 1995


 Assets
   Cash and cash equivalents                                          $  392
   Securities available for sale                                          35
   Prepaid and other assets                                               47
   Investment properties:
      Land                                                $  650
      Buildings and personal property                      1,536
                                                           2,186
      Less accumulated depreciation                         (387)      1,799
                                                                      $2,273

 Liabilities and Partners' (Deficit) Capital
 Liabilities
   Accounts payable and accrued expenses                              $   68

 Partners' (Deficit) Capital
   General partner                                        $  (38)
   Corporate limited partners - on behalf
      of the Unitholders - (67,814 Units
      (Note A) issued and outstanding)                     2,243       2,205

                                                                      $2,273

[FN]

                 See Accompanying Notes to Financial Statements

b)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1995       1994        1995      1994
 Revenues:
    Rental income                      $ 105     $  106      $ 291     $  306
    Interest income                        5          7         14         16
    Dividend income                       --         15         93         55
       Total revenues                    110        128        398        377

 Expenses:
    Property operations                   41         38        123        105
    Depreciation                          20         20         60         60
    Administrative                        19         17         63         53
       Total expenses                     80         75        246        218

 Income from operations                   30         53        152        159
 Other income (Note C)                    --         --         --        295

    Net income                         $  30     $   53      $ 152     $  454

 Net income allocated
    to general partner (1%)            $  --     $    1      $   1     $    5
 Net income allocated
    to limited partners (99%)             30         52        151        449

                                       $  30     $   53      $ 152     $  454

  Net income per weighted average
    Unit of Depositary Receipt
    (Note A):                          $ .44     $  .77      $2.23     $ 6.63

[FN]

                 See Accompanying Notes to Financial Statements

c)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                                             Unitholders
                                                               Units of
                                    Units of                  Depositary
                                    Depositary    General      Receipts
                                     Receipts    Partners      (Note A)     Total

 Original capital contributions      68,854       $     1       $6,885    $6,886
 Partners' (deficit) capital
    at December 31, 1994             67,814       $  (37)       $2,290    $2,253
 Net income for the nine months
    ended September 30, 1995             --             1          151       152
 Distributions (Note E)                  --            (2)        (198)     (200)
 Partners' (deficit) capital at
    September 30, 1995               67,814       $   (38)      $2,243    $2,205

[FN]

                 See Accompanying Notes to Financial Statements


d)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       1995            1994
 Cash flows from operating activities:
    Net income                                       $   152         $   454
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation                                      60              60
       Change in accounts:
        Prepaids and other assets                        (28)            (45)
        Accounts payable and accrued
            expenses                                      54              21

            Net cash provided by
                operating activities
                                                         238             490
 Cash flows from investing activities:
    Property improvements and replacements                (1)             --
    Purchase of securities available for sale           (453)            (78)
    Proceeds from sale of securities available
       for sale                                          656              30

            Net cash provided by (used in)
                investing activities                     202             (48)

 Cash flows used in financing activities:
    Distributions                                       (200)           (405)


 Net increase in cash                                    240              37
 Cash and cash equivalents at beginning of period        152              91
 Cash and cash equivalents at end of period          $   392         $   128

,fn>

                 See Accompanying Notes to Financial Statements

e)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Johnstown/Consolidated Income Partners/2 ("the Partnership").

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Cash and Cash Equivalents

   Cash and cash equivalents for purposes of reporting cash flows includes cash on hand, demand deposits, money market funds, and U.S. Treasury Bills with original maturities of three months or less.

Units of Depositary Receipts

   Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the former General Partner, serves as a depositary of certain Units of Depositary Receipts ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership.

Net Income Per Unit

   Net income per Unit is computed by dividing net income allocated to the Unitholders by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 67,814 for the three and nine months ended September 30, 1995 and 1994, respectively.

Note B - Related Party Transactions

   The Partnership has paid the property management fees noted below, based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the nine months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues, for a total of 5%, was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for the Partnership's property under the same management fee arrangement as the unaffiliated management companies. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities. Fees paid to Insignia and affiliates for the nine months ended September 30, 1995, and fees paid to PSI and Coventry for the nine months ended September 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:


                                                  For the Nine Months Ended
                                                        September 30,
                                                    1995               1994

                                                         (in thousands)

 Charged to property operations expense:
 Property management fees                           $18                 $16


   The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:


                                                   For the Nine Months Ended
                                                         September 30,
                                                    1995               1994
                                                         (in thousands)

 Charged to administrative expense:
 Reimbursement for services of affiliates           $28                $30


Note B - Related Party Transactions (continued)

   In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 4,751 shares of Southmark Corporation Redeemable Series A Preferred Stock and 34,747 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $34,666 and $260,409 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Note D - Commitment

   The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale totalling $427,000 at September 30, 1995, exceeded the Partnership's reserve requirement of $73,000.

Note E - Distributions

   During September 1995, the General Partner declared and paid a distribution of approximately $198,000 or $2.92 per Unit to the Unitholders along with the corresponding $2,000 General Partner distribution, all of which represented distributable cash flow from operations.

   During September 1994, the General Partner declared and paid distributions of approximately $405,000 or $5.97 per Unit to the Unitholders and accrued the corresponding $4,000 General Partner distribution, all of which represented distributable cash flow from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment property consists of a two-thirds undivided interest in a mini-warehouse storage facility. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1995 and 1994:
                                                        Average
                                                       Occupancy
                                                   1995         1994

 Florida #6 Mini-Warehouse
    Lauderhill, Florida                            91%          99%

   The decrease in occupancy is due to commercial clients reducing their inventory levels which resulted in reduced usage of storage facilities in 1995 compared to 1994.

   The Partnership realized income of $152,000 from operations for the nine months ended September 30, 1995, and $30,000 for the three months ended September 30, 1995, compared to income from operations of $159,000 for the nine months ended September 30, 1994, and $53,000 for the three months ended September 30, 1994.

   Rental income decreased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to the occupancy decrease at the Partnership's sole investment property as noted above. Dividend income increased due to dividends received on the Partnership's investment in Southmark preferred stock for the nine months ended September 30, 1995.

   Property operations expense increased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to increased maintenance contracts, insurance and tax expense. Administrative expenses increased for the nine months ended September 30, 1995, due to increased mailing costs, professional fees and expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the management transition period. The reimbursements for the Dallas office amounted to approximately $13,000 for the nine months ended September 30, 1995.

   The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

   Other income realized in the nine months ended September 30, 1994, related to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note C in the Notes to Financial Statements in Item 1).

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership held cash and cash equivalents of $392,000 compared to $128,000 at September 30, 1994. Net cash provided by operations decreased primarily due to the Partnership's receipt of approximately $260,000 in cash related to the Southmark bankruptcy discussed above that did not recur in 1995. The decrease in cash provided by operations was partially offset by an increase in accounts payable and other accrued expenses. Net cash provided by investing activities increased due to an increase in cash proceeds received from liquidated securities available for sale. Net cash used in financing activities decreased due to reduced Partner's distributions for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the commercial property in which it has invested. Currently, no such disposition is considered imminent. Additionally, other investing parties are involved who must be considered before such a transaction can be approved. For the nine months ended September 30, 1995, cash distributions of $200,000 were declared and paid compared to cash distributions of $405,000 for the nine months ended September 30, 1994.



                        PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

   The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b)   Reports on Form 8-K.

              None.

                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                              By:   CONCAP EQUITIES, INC.
                                    General Partner



                              By:   /s/ Carroll D. Vinson
                                    Carroll D. Vinson
                                    President




                              By:   /s/ Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal
                                    Accounting Officer

                              Date: November 8, 1995