Form 10KSB
period 1995-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1996-03-25
CIK 812431

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-16682

                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2
                 (Name of small business issuer in its charter)

         California                                            94-3032501
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Units of Depositary Receipts
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $472,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                     PART I

Item 1.     Description of Business

Johnstown/Consolidated Income Partners/2 (the "Partnership") was organized on March 9, 1987, as a limited partnership under the California Revised Limited Partnership Act. On June 19, 1987, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-13348) and commenced a public offering for sale of $100 million of Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation/2 (the "Corporate Limited Partner"), an affiliate of the General Partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement (herein so called) entered into with the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (File No. 0-16682) on June 11, 1988. The offering closed in October 1988, with 68,854 Units sold at $100 each, or gross proceeds of approximately $6.9 million to the Partnership. The Partnership had retired a total of 1,040 Units as of December 31, 1995. The Partnership gave no consideration for the Units retired.

By the end of fiscal year 1988, approximately 74% of the monies raised had been invested in a mortgage loan (a joint loan in which the Partnership owns a two-thirds undivided interest with an affiliated limited partnership) and a real estate acquisition, development and construction lending ("ADC") arrangement.
Of the remaining 26%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 15% was retained in Partnership reserves for working capital, as required by the Partnership Agreement herein so called.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to invest in mortgage loans originated or purchased by the Partnership and to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its Unitholders. The Partnership was formed with the intention of investing at least one-third but not more than two-thirds of the Partnership's net capital proceeds in non-leveraged or low-leveraged commercial and residential real estate and to devote at least one-third but not more than two-thirds of such net capital proceeds to making or purchasing mortgage loans. By August 1988, the Partnership had completed its investing activities and had acquired a two-thirds undivided interest in a mortgage loan which the Partnership foreclosed on in September 1991, and an ADC arrangement which was subsequently repaid in 1989.
At December 31, 1995, the Partnership's only asset was a two-thirds undivided interest in a mini-warehouse located in Lauderhill, Florida.

As of December 31, 1995, the Partnership's working capital reserves were in excess of 3% of Net Invested Capital as required by its Partnership Agreement. See "Item 6 - Management's Discussion and Analysis or Plan of Operations", for discussion of Partnership liquidity and capital resources.

The real estate business is highly competitive. The Registrant's real property investment is subject to competition from similar types of properties in the vicinity in which it is located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12."

Upon the Partnership's formation in 1987, Consolidated Capital Equities Corporation ("CCEC") was the sole Corporate General Partner, and Johnstown/Consolidated Depositary Corporation/2, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unitholders in the Partnership and by the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unitholders and limited partners dated August 10, 1990. As part of this solicitation, the Unitholders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE") and an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.


Item 2.     Description of Property

The Partnership originally acquired an ADC arrangement and a two-thirds undivided interest in a mortgage loan. The ADC arrangement was repaid in 1989. The Partnership foreclosed on its two-thirds undivided interest in the property securing the mortgage loan in 1991. As of December 31, 1995, the Partnership owns a two-thirds undivided interest in a mini-warehouse as noted below:


                                   Date of
 Property                          Purchase      Type of Ownership          Use
 Florida #6 Mini Warehouse         11/01/90      Fee ownership          Storage -
    Lauderhill, Florida                                                 61,121 sq. ft.

Schedule of Property:
(dollar amounts in thousands)


                        Gross
                      Carrying    Accumulated                              Federal
 Property               Value     Depreciation       Rate       Method    Tax Basis
 Florida #6 Mini
    Warehouses         $2,186         $407         3-20 years     S/L      $1,939


See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Rental Rates and Occupancy:

                                      Average Annual
                                       Rental Rates                  Average
                                      (Per Sq. Ft.)                 Occupancy
 Property                          1995            1994         1995        1994
 Florida #6 Mini Warehouses       $10.44          $9.77          90%         97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The General Partner believes that Florida #6 Mini Warehouses is adequately insured.

The decrease in occupancy is due to commercial clients reducing their inventory levels which resulted in reduced usage of storage facilities in 1995.

Schedule of Real Estate Taxes and Rates:

The Partnership's two-thirds share of real estate taxes and rates in 1995 for the property were:

                                                1995            1995
                                                Taxes           Rate
                                           (dollar amounts in thousands)

            Florida #6 Mini Warehouses           $45            2.4%


Item 3. Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Security Holder Matters

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)     Title of Class                    Number of Unitholders of Record

        Units of Depositary Receipts      596 as of December 31, 1995

(C) The following table sets forth a summary of distributions to the Unitholders during the years ended December 31, 1995 and 1994:

                                                      Years Ended December 31,
                                                         1995          1994
                                                       (Amounts in thousands)
         From Unitholders' economic interest
         Regular distributions                          $ 198          $ 405


In September 1995, the Partnership distributed cash flow from operations of approximately $198,000 or $2.92 per Unit to Unitholders of record as of September 1, 1995, and paid a corresponding general partner distribution of $2,000.

In September 1994, the Partnership distributed cash flow from operations of approximately $405,000 or $5.97 per Unit to Unitholders of record as of September 1, 1994, and paid a corresponding general partner distribution of $4,000 in November 1994.

Cumulative distributions to the Unitholders since the inception of the Partnership totaled approximately $5.3 million at December 31, 1995.

Item 6.     Management's Discussion and Analysis or Plan of Operations

Results of Operations

The Partnership realized income from operations of $147,000 for the year ended December 31, 1995, compared to income from operations of $193,000 for the year ended December 31, 1994.

Rental income decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to the occupancy decrease at the Partnership's sole investment property resulting from commercial clients reducing their inventory levels and usage of storage facilities in 1995 compared to 1994.

Property operations expense increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased maintenance contracts and tax expense. Administrative expenses increased for the year ended December 31, 1995, due to increased mailing costs, professional fees and expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the management transition period. The reimbursements for the Dallas office amounted to approximately $13,000 for the year ended December 31, 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

Other income realized in the year ended December 31, 1994, related to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See "Note C" in the Notes to Consolidated Financial Statements in "Item 7"). During 1995, the Partnership received a liquidating dividend of approximately $93,000 from Southmark. During the fourth quarter of 1995, approximately $32,000 was credited to the investment in stock account. The remaining stock balance is included in prepaid and other assets at December 31, 1995 at its market value of approximately $3,000.

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

Liquidity and Capital Resources

At December 31, 1995, the Partnership held unrestricted cash and cash equivalents of $424,000 compared to $152,000 at December 31, 1994. Net cash provided by operating activities decreased primarily due to the Partnership's receipt of approximately $260,000 in cash related to the Southmark bankruptcy discussed below that did not recur in 1995. The decrease in cash provided by operating activities was partially offset by a decrease in prepaids and other assets and an increase in accounts payable and accrued expenses. Net cash provided by investing activities increased due to an increase in cash proceeds received from liquidated securities available for sale compared to the year ended December 31, 1994. Net cash used in financing activities decreased due to reduced Partner's distributions for the year ended December 31, 1995, compared to the year ended December 31, 1994.

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totalling approximately $424,000 at December 31, 1995, exceeded the Partnership's reserve requirement of approximately $73,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the commercial property in which it has invested. Currently, disposition is not considered imminent. Additionally, other investing parties are involved who must be consulted before such a transaction can be approved. For the year ended December 31, 1995, cash distributions of $200,000 were declared and paid compared to cash distributions of $409,000 for the year ended December 31, 1994.

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,751 shares of Southmark Corporation Redeemable Series A Preferred Stock and 34,747 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $35,000 and $260,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Item 7.  Financial Statements


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

LIST OF FINANCIAL STATEMENTS

     Reports of Independent Auditors

     Balance Sheet - December 31, 1995

     Statements of Operations - Years ended December 31, 1995
     and 1994

     Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

     Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to Financial Statements

                Report of Ernst & Young LLP, Independent Auditors

The Partners
Johnstown Consolidated Income Partners/2


We have audited the accompanying balance sheet of Johnstown Consolidated Income Partners/2 as of December 31, 1995, and the related statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown Consolidated Income Partners/2 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                   /s/ ERNST & YOUNG LLP


 Greenville, South Carolina
 February 14, 1996



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Johnstown/Consolidated Income Partners/2:


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Johnstown/Consolidated Income Partners/2 (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Johnstown/Consolidated Income Partners/2 for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                   /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995



                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1995


 Assets
   Cash and cash equivalents                                          $  424
   Prepaid and other assets                                               28
   Investment property:
      Land                                                $  650
      Buildings and personal property                      1,536
                                                           2,186
      Less accumulated depreciation                         (407)      1,779

                                                                      $2,231

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                              $   31

 Partners' Capital (Deficit)
   General partner                                        $  (38)
   Corporate limited partners - on behalf
      of the Unitholders - (67,814 Units
      issued and outstanding)                              2,238       2,200

                                                                      $2,231
                 See Accompanying Notes to Financial Statements

                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                             STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                      Years Ended December 31,
                                                        1995           1994
 Revenues:
    Rental income                                     $  393          $  414
    Interest and dividend                                 79              76
       Total revenues                                    472             490

 Expenses:
    Property operations                                  163             148
    Depreciation                                          80              79
    Administrative                                        82              70
       Total expenses                                    325             297

 Income from operations                                  147             193
 Other income                                             --             295

    Net income                                        $  147          $  488

 Net income allocated to general partners (1%)        $    1          $    5
 Net income allocated to limited partners (99%)          146             483

                                                      $  147          $  488
 Net income per weighted average Unit of
 Depositary Receipt:                                  $ 2.15          $ 7.12


                 See Accompanying Notes to Financial Statements


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)




                                                                Unitholders
                                     Units of                    Units of
                                    Depositary     General       Depositary
                                     Receipts      Partner       Receipts     Total
 Original capital contributions        68,854      $     1       $ 6,885     $ 6,886

 Partners' capital (deficit) at
   December 31, 1993                   67,814          (38)        2,212       2,174

 Net income for the year ended
   December 31, 1994                       --            5           483         488

 Distributions                             --           (4)         (405)       (409)

 Partners' capital (deficit)
   at December 31, 1994                67,814          (37)        2,290       2,253

 Net income for the year ended
   December 31, 1995                       --            1           146         147

 Distributions                             --           (2)         (198)       (200)

 Partners' capital (deficit) at
   December 31, 1995                   67,814      $   (38)      $ 2,238     $ 2,200

                 See Accompanying Notes to Financial Statements

                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                             STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)


                                                      Years Ended December 31,
                                                         1995            1994
 Cash flows from operating activities:
    Net income                                         $   147         $   488
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation                                        80              79
    Change in accounts:
        Prepaids and other assets                           26             (38)
        Accounts payable and accrued
            expenses                                        17             (11)

            Net cash provided by operating
                activities                                 270             518

 Cash flows from investing activities:
    Property improvements and replacements                  (1)             --
    Purchase of securities available for sale             (453)            (78)
    Proceeds from sale of securities
       available for sale                                  656              30

            Net cash provided by (used in)
                investing activities                       202             (48)

 Cash flows from financing activities:
    Partners' distributions                               (200)           (409)

            Net cash used in financing
                activities                                (200)           (409)

 Net increase in cash                                      272              61

 Cash and cash equivalents at beginning of year            152              91

 Cash and cash equivalents at end of year              $   424         $   152


                 See Accompanying Notes to Financial Statements


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                          Notes to Financial Statements

                               December 31, 1995


Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners/2 (the "Partnership"), a California limited partnership, was formed on March 9, 1987, to acquire and operate commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. As of December 31, 1995, the Partnership operates one commercial property located in Lauderhill, Florida. Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, the former general partner, and Johnstown/Consolidated Depositary Corporation/2 (the "Corporate Limited Partner"), an affiliate of the general partner which serves as depositary of certain Units of Depositary Receipts ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership.

Upon the Partnership's formation in 1987, CCEC was the general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties.
Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.


Note A - Organization and Summary of Significant Accounting Policies (continued)

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 3 to 20 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market funds, and U.S. Treasury Bills with original maturities of three months or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Reclassification

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term nature.

Rental Income

The Partnership leases its commercial property under short-term month-to-month operating leases. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

No provision has been made in the financial statements for Federal income taxes. Under current law, no Federal income taxes are paid directly by the Partnership, however, the Partners are responsible for their respective shares of Partnership net income or loss.

The tax basis of the Partnership's assets and liabilities is approximately $1,209,000 greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Advertising Costs

Advertising costs of $8,000 in 1995 and $11,000 in 1994 are charged to operating expense as incurred.

Units of Depositary Receipts

Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipts ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partner's capital (deficit) is herein represented as an interest of the Unitholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all the Partnership activities, as provided for in the partnership agreement.

The Partnership has paid the property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day operations. Coventry Properties, Inc. ("Coventry") an affiliate of the General Partner provided the day-to-day property management responsibilities for the Partnership's property during 1994. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities. Fees paid to Insignia and affiliates for the year ended December 31, 1995, and fees paid to PSI and Coventry for the year ended December 31, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:


                                                Years Ended December 31,
                                                1995              1994
                                                     (in thousands)
     Property management fees                    $24               $22



The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the year ended December 31, 1994, received reimbursements as reflected in the following table:

                                                Years Ended December 31,
                                                1995              1994
                                                     (in thousands)
     Reimbursement for services of affiliates    $40               $37


In July 1995, the Partnership began insuring its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,751 shares of Southmark Corporation Redeemable Series A Preferred Stock and 34,747 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $35,000 and $260,000 in cash representing the Partnership's share of the recovery, based on its pro-rata share of the claims filed. During 1995, the Partnership received a liquidating dividend of approximately $93,000 from Southmark. During the fourth quarter of 1995, approximately $32,000 was credited to the investment in stock account. The remaining stock balance is included in prepaid and other assets at December 31, 1995 at its market value of approximately $3,000.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totalling approximately $424,000 exceeded the Partnership's reserve requirement of approximately $73,000 at December 31, 1995.

Note E - Distributions

During September 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, of $200,000 to the Unitholders.

Note F - Investment Property and Accumulated Depreciation
(dollar amounts in thousands)
                                                    Initial Cost
                                                  To Partnership (a)

                                                  Buildings       Cost
                                                     and       Capitalized
                                                   Personal   Subsequent to
 Description              Encumbrances     Land    Property   Acquisition (a)

 Florida #6
 Mini Warehouses
 Lauderhill, Florida        $     -      $  650     $1,517      $   19


 (a) Amounts represented the Partnership's two-thirds undivided interest in the property. Johnstown/Consolidated Income Partners, an affiliated partnership, owns the remaining one-third undivided interest in the property.


Note F - Investment Property and Accumlated Depreciation (continued) (dollar amounts in thousands)



                                               Gross Amount At Which Carried
                                                    At December 31, 1995  (a)

                                           Buildings
                                          And Related
                                           Personal                    Accumulated      Date      Depreciable
 Description                     Land      Property        Total      Depreciation    Acquired     Life-Years
 Florida #6 Mini
   Lauderhill, Florida           $650       $1,536         $2,186       $407          11/01/90        3-20

(a) Amounts represented the Partnership's two-thirds undivided interest in the property.  Johnstown/Consolidated
    Income Partners, an affiliated partnership, owns the remaining one-third undivided interest in the property.


Reconciliation of "Investment Property and Accumulated Depreciation":


                                                   Years Ended December 31,
                                                  1995              1994

 Investment Property                                    (in thousands)

 Balance at beginning of year                      $2,185            $2,185
   Property improvements                                1                --

 Balance at End of Year                            $2,186            $2,185

 Accumulated Depreciation

 Balance at beginning of year                      $  327            $  248
   Additions charged to expense                        80                79

 Balance at End of Year                            $  407            $  327

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is approximately $2,142,000 and $2,141,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is approximately $203,000 and $156,000, respectively.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As reported in the Partnership's Form 8-K filed May 10, 1995, as of May 3, 1995, Arthur Andersen L.L.P., the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership was dismissed. As of the same date, the firm of Ernst & Young L.L.P. was engaged to provide that service for the Partnership.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1995, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Chief
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


  Carroll D. Vinson has been President of CEI since December 1994 and President of Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August
1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other
investment and consulting   activities, which included portfolio acquisitions,
asset dispositions, debt restructurings and financialreporting.  Briefly, in
early 1993, Mr. Vinson served   as President and Chief Executive Officer of
Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

  Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI
since   December 1994 and Chief Accounting Officer and Controller of the MAE
subsidiaries since February 1994. Prior to joining MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since December 1991. From January 1991 until December 1991, Mr. Long was associated with the accounting firm of Harshman, Lewis and Associates. From July 1989 until January 1991, Mr. Long was an auditor for the State of Tennessee. He is a graduate of the University of Memphis.

 William H. Jarrard, Jr. has been Vice President of CEI since December 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director
- Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

  John K. Lines has been Secretary of CEI since December 1994, Secretary of the MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

 Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992 and Assistant Secretary of Insignia since 1991. During the five years prior to joining nsignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

  CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1995.

Item 10.  Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements", "Note B - Related Party Transactions," for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      As of February, 1996, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)   Beneficial Owners of Management

      Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of February, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                   Number of      Percent
       Name and Address            CEI Shares     Of Total

       GII Realty, Inc.             100,000         100%
       One Insignia Financial Plaza
       Greenville, SC 29602

       GII Realty, Inc. is owned by MAE-ICC, Inc. (See "Item 1.")

Item 12.  Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements", "Note B - Related Party Transactions," for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Partnership has paid property management fees based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1995 and 1994, respectively. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibility for the Partnership's property under the same management fee arrangement as the unaffiliated management companies. In late December 1994, management of the Partnership's property was assumed by an affiliate of Insignia.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Litigation with Former Related Parties

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,751 shares of Southmark Corporation Redeemable Series A Preferred Stock and 34,747 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $35,000 and $260,000 in cash representing the Partnership's share of the recovery, based on its pro-rata share of the claims filed.

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Exhibits:  See Exhibit Index contained herein.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of 1995:

          A Form 8-K dated October 24, 1995 was filed reporting a change in the ownership of GII Realty, Inc., the sole stockholder of the general partner of the Registrant.



                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                                     By:   CONCAP EQUITIES, INC.
                                           General Partner


                                     By:   /s/Carroll D. Vinson
                                           Carroll D. Vinson
                                           President



                                     By:   /s/Robert D. Long, Jr.
                                           Robert D. Long, Jr.
                                           Controller and Principal
                                           Accounting Officer


                                     Date: March 25, 1996

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson           President                  Date: March 25, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.         Controller and Principal   Date: March 25, 1996
Robert D. Long, Jr.            Accounting Officer



                                INDEX OF EXHIBITS


   EXHIBIT NO.         DOCUMENT DESCRIPTION

       3 Certificates of Limited Partnership as amended to date (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

       10.3 Assignment and Assumption as to Certain Property Management Services dated October 1, 1991, by and between CCMLP and ConCap Capital Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

       10.4 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on form 10-K for the year ended December 31, 1991).

       10.5 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

       10.6 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

       10.7 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

       10.8 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-k for the year ended December 31, 1991).

       10.9 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

       10.10 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

       10.11 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

       10.12 Property Management Agreement No. 516 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

       10.13 Assignment and Assumption Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

       10.14 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994)

       10.15 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994).

       11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of
                       Item 8-Financial Statements of this Form 10-K).

       16.1 Letter dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated in reference to Form 8-K dated August 6, 1992).

       16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995).