Form 10QSB
period 1996-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1996-05-03
CIK 812431

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


                  For the quarterly period ended March 31, 1996


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

                                  BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)
                                 March 31, 1996


 Assets
   Cash and cash equivalents                                          $  495
   Accounts receivable                                                     5
   Escrows for taxes                                                      21
   Prepaid and other assets                                                8
   Investment properties:
      Land                                                $  650
      Buildings and related personal property              1,536
                                                           2,186
      Less accumulated depreciation                         (427)      1,759

                                                                      $2,288

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                   $    1
   Accrued taxes                                                          12
   Other liabilities                                                      31

 Partners' Capital (Deficit)
   General partner                                        $  (37)
   Corporate limited partners - on behalf
      of the Unitholders - (67,814 Units
      issued and outstanding)                              2,281       2,244

                                                                      $2,288

           See Accompanying Notes to Consolidated Financial Statements

b)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                      1996        1995
 Revenues:
    Rental income                                     $  99      $   87
    Other income                                          9           9
       Total revenues                                   108          96

 Expenses:
    Operating                                            19          23
    General and administrative                            9          15
    Maintenance                                           4           4
    Depreciation                                         20          20
    Property taxes                                       12          12
       Total expenses                                    64          74

    Net income                                        $  44      $   22


 Net income allocated to general partner (1%)         $   1      $   --
 Net income allocated to Unitholders (99%)               43          22
                                                      $  44      $   22

 Net income per Unit of Depositary Receipt:           $ .63      $  .32

           See Accompanying Notes to Consolidated Financial Statements

c)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                                              Unitholders
                                                                Units of
                                     Units of                  Depositary
                                     Depositary    General      Receipts
                                      Receipts     Partner      (Note A)     Total
 Original capital contributions         68,854     $     1      $6,885      $6,886

 Partners' capital (deficit)
    at December 31, 1995                67,814     $   (38)     $2,238      $2,200

 Net income for the three months
    ended March 31, 1996                    --           1          43          44

 Partners' capital (deficit) at
    March 31, 1996                      67,814     $   (37)     $2,281      $2,244

           See Accompanying Notes to Consolidated Financial Statements

d)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Three Months Ended
                                                             March 31,
                                                       1996            1995
 Cash flows from operating activities:
    Net income                                        $   44         $    22
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation                                      20              20
       Change in accounts:
        Accounts receivable                                1              (4)
        Escrows for taxes                                (12)             (8)
        Prepaid and other assets                           5              (5)
        Accounts payable                                  (4)             (3)
        Accrued taxes                                     12              12
        Other liabilities                                  5              22

            Net cash provided by
                operating activities
                                                          71              56
 Cash flows from investing activities:
    Property improvements and replacements                --              (1)
    Purchase of securities available for sale             --             (80)
    Proceeds from sale of securities available
       for sale                                           --             109

            Net cash provided by
                investing activities                      --              28

 Cash flows from financing activities:                    --              --

 Net increase in cash and cash equivalents                71              84

 Cash and cash equivalents at beginning of period        424             152

 Cash and cash equivalents at end of period           $  495         $   236


           See Accompanying Notes to Consolidated Financial Statements


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-KSB for the fiscal year ended December 31, 1995, for Johnstown/Consolidated Income Partners/2 (the "Partnership").

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Units of Depositary Receipts

Johnstown/Consolidated Depositary Corporation/2 (the "Corporate Limited Partner"), an affiliate of the former general partner, serves as a depositary of certain Units of Depositary Receipts ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has paid the property management fees noted below based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1996 and 1995. Fees paid to Insignia and affiliates for the three months ended March 31, 1996 and 1995 are presented below. These expenses are included in operating expenses.

                                                  For the Three Months Ended
                                                            March 31,
                                                    1996               1995
                                                         (in thousands)

 Property management fees                             $6                 $6


Note B - Transactions with Affiliated Parties (continued)

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:

                                                  For the Three Months Ended
                                                           March 31,
                                                    1996               1995
                                                         (in thousands)

 Reimbursement for services of affiliates             $4                 $9

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

Note C - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents of approximately $495,000 at March 31, 1996, exceeded the Partnership's reserve requirement of approximately $73,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of a two-thirds interest in a mini-warehouse. The following table sets forth the average occupancy of the property for the three months ended March 31, 1996 and 1995:

                                                           Average Occupancy
                                                           1996         1995

       Florida #6 Mini-Warehouse                           91%           94%
           Lauderhill, Florida

The decrease in occupancy is due to increased competition from similar facilities in the area.

The Partnership realized net income of $44,000 for the three months ended March 31, 1996, compared to net income of $22,000 for the three months ended March 31, 1995. The increase in net income is due to an increase in rental income resulting from an overall increase in rental rates at the Partnership's sole investment property as well as a decrease in operating and general and administrative expenses. Operating expenses decreased due to reduced personnel costs. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995.

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

At March 31, 1996, the Partnership held cash and cash equivalents of approximately $495,000 compared to approximately $236,000 at March 31, 1995.
Net cash provided by operations increased primarily due to increased net income, as discussed above. No cash was provided by or used in either investing or financing activities in the three months ended March 31, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the commercial property in which it has invested. Currently, disposition is not considered imminent. Additionally, other investing parties are involved who must be consulted before such a transaction can be consummated. The General Partner intends to solicit the Unitholders of the Partnership to amend the Partnership Agreement to authorize the General Partner to sell all or substantially all of the Partnership's assets to unaffiliated entities pursuant to a binding agreement to be entered into on or before December 31, 1996, at a price of not less than $2,000,000. A consequence of the closing of such a sale would likely be the dissolution and termination of the Partnership. During the first three months of 1996 or 1995, no cash distributions were declared or paid.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

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



           JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

           By:       CONCAP EQUITIES, INC.
                     General Partner



           By:       /s/ Carroll D. Vinson
                     Carroll D. Vinson
                     President




           By:       /s/ Robert D. Long, Jr.
                     Robert D. Long, Jr.
                     Vice President/CAO



           Date:     May 3, 1996