Form 10QSB
period 1996-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1996-07-30
CIK 812431

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


                  For the quarterly period ended June 30, 1996


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

                                  BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)

                                  June 30, 1996


 Assets
   Cash and cash equivalents                                          $  553
   Accounts receivable                                                     5
   Escrows for taxes                                                      33
   Prepaid and other assets                                                5
   Investment properties:
      Land                                                $  650
      Buildings and related personal property              1,537
                                                           2,187
      Less accumulated depreciation                         (447)      1,740

                                                                      $2,336

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable                                                   $   11
   Accrued taxes                                                          24
   Other liabilities                                                      35

 Partners' Capital (Deficit)
   General partner                                        $  (37)
   Corporate limited partners - on behalf
      of the Unitholders - (67,814 Units
      issued and outstanding)                              2,303       2,266
                                                                      $2,336

                 See Accompanying Notes to Financial Statements

b)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                    1996          1995         1996         1995
 Revenues:
    Rental income                   $ 102        $   90        $ 201       $  177
    Other income                        9           103           18          112
       Total revenues                 111           193          219          289
 Expenses:
    Operating                          23            24           42           47
    General and administrative         31            29           40           44
    Maintenance                         3             8            7           12
    Depreciation                       20            20           40           40
    Property taxes                     12            12           24           24
       Total expenses                  89            93          153          167

    Net income                      $  22        $  100        $  66       $  122

 Net income allocated
    to general partner (1%)         $  --        $    1        $   1       $    1

 Net income allocated
    to limited partners (99%)          22            99           65          121
                                    $  22        $  100        $  66       $  122

 Net income per Unit of
    Depositary Receipts             $ .33        $ 1.46        $ .96       $ 1.78


                   See Accompanying Notes to Financial Statements


c)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                                              Unitholders
                                                                Units of
                                      Units of                 Depositary
                                     Depositary    General      Receipts
                                      Receipts     Partner      (Note A)     Total
 Original capital contributions         68,854     $     1      $6,885      $6,886

 Partners' capital (deficit)
    at December 31, 1995                67,814     $   (38)     $2,238      $2,200

 Net income for the six months
    ended June 30, 1996                     --           1          65          66

 Partners' capital (deficit) at
    June 30, 1996                       67,814     $   (37)     $2,303      $2,266


                  See Accompanying Notes to Financial Statements


d)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                       1996            1995
 Cash flows from operating activities:
    Net income                                       $    66         $   122
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation                                      40              40
    Change in accounts:
        Accounts receivable                                1              (2)
        Escrows for taxes                                (25)            (16)
        Prepaid and other assets                           8               7
        Accounts payable                                   7              --
        Accrued taxes                                     24              24
        Other liabilities                                  9              27

            Net cash provided by
                operating activities                     130             202

 Cash flows from investing activities:
    Property improvements and replacements                (1)             (1)
    Purchase of investments                               --            (453)
    Proceeds from sale of investments                     --             531

            Net cash (used in) provided by
                investing activities                      (1)             77


 Cash flows from financing activities:                    --              --

 Net increase in cash and cash equivalents               129             279

 Cash and cash equivalents at beginning of period        424             152

 Cash and cash equivalents at end of period          $   553         $   431

                 See Accompanying Notes to Financial Statements

                         JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                              NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

Note B - Transactions with Affiliated Parties

The Partnership has paid property management fees as noted below based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1996 and 1995. Property management fees of approximately $13,000 and $11,000 were paid to affiliates of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $16,000 and $25,000 were paid to the General Partner and its affiliates for the six months ended June 30, 1996 and 1995, respectively.

In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents of approximately $553,000 at June 30, 1996, exceeded the Partnership's reserve requirement of approximately $73,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of a two-thirds interest in a mini-warehouse. The following table sets forth the average occupancy of the property for the six months ended June 30, 1996 and 1995:


                                                           Average Occupancy

                                                           1996         1995

       Florida #6 Mini-Warehouse                           92%           92%
           Lauderhill, Florida


The Partnership realized net income of approximately $66,000 for the six months ended June 30, 1996, and $22,000 for the three months ended June 30, 1996, compared to net income of $122,000 for the six months ended June 30, 1995, and $100,000 for the three months ended June 30, 1995. The decrease in net income is due primarily to a decrease in other income mitigated by increased rental revenue.

Rental income increased for the three and six months ended June 30, 1996, compared to the corresponding periods of 1995 as a result of an overall increase in rental rates at the Partnership's investment property. Other income decreased due to the non-recurring nature of the dividends received on the Partnership's investment in Southmark Preferred Stock during the second quarter of 1995. Operating expenses decreased due to reduced personnel costs and maintenance expense decreased due to reduced yard and grounds contract fees.

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

At June 30, 1996, the Partnership held cash and cash equivalents of approximately $553,000 compared to approximately $431,000 at June 30, 1995. Net cash provided by operations decreased primarily due to the partnership receiving no dividend income from the Southmark stock, as discussed above. Net cash provided by investing activities decreased due to the absence of proceeds from the sale of investments in 1996. The decrease in investing activities was due to the Partnership investing in shorter term cash equivalents during 1996 rather than longer term securities. No cash was provided by or used in financing activities in the six months ended June 30, 1996 or 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the commercial property in which it has invested. The General Partner intends to solicit the Unitholders of the Partnership to amend the Partnership Agreement to authorize the General Partner to sell all or substantially all of the Partnership's assets to unaffiliated entities pursuant to a binding agreement to be entered into on or before December 31, 1996, at a price of not less than $2,000,000. A consequence of the closing of such a sale would likely be the dissolution and termination of the Partnership. During the first six months of 1996 or 1995, no cash distributions were declared or paid.

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



           Date:     July 30, 1996