Form 10QSB
period 1996-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1996-10-28
CIK 812431

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


              For the quarterly period ended September 30, 1996


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

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996


Assets
  Cash and cash equivalents                                            $  606
  Accounts receivable                                                       4
  Escrows for taxes                                                        45
  Other assets                                                              5
  Investment properties:
     Land                                             $  650
     Buildings and related personal property           1,537
                                                       2,187
     Less accumulated depreciation                      (466)           1,721
                                                                       $2,381

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                     $    1
  Accrued taxes                                                            36
  Other liabilities                                                        38

Partners' Capital (Deficit)
  General partner                                     $  (37)
  Corporate limited partners - on behalf
     of the Unitholders - (67,814 Units
     issued and outstanding)                           2,343            2,306
                                                                       $2,381

                 See Accompanying Notes to Financial Statements


b)                 JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                    1996          1995          1996        1995
Revenues:
  Rental income                    $ 102        $   99        $ 303        $  275
  Other income                        10            11           28           123
     Total revenues                  112           110          331           398

Expenses:
  Operating                           24            25           66            71
  General and administrative          11            19           51            63
  Maintenance                          6             5           13            17
  Depreciation                        19            20           59            60
  Property taxes                      12            11           36            35
     Total expenses                   72            80          225           246

  Net income                       $  40        $   30        $ 106        $  152

Net income allocated
  to general partner (1%)          $  --        $   --        $   1        $    1
Net income allocated
  to limited partners (99%)           40            30          105           151
                                   $  40        $   30        $ 106        $  152

Net income per Unit of
  Depositary Receipts              $ .59        $  .44        $1.55        $ 2.23

                 See Accompanying Notes to Financial Statements


c)                 JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                                             Unitholders
                                                               Units of
                                     Units of                 Depositary
                                     Depositary    General     Receipts
                                     Receipts      Partner     (Note A)       Total
Original capital contributions        68,854       $     1      $6,885       $6,886

Partners' capital (deficit)
  at December 31, 1995                67,814       $   (38)     $2,238       $2,200

Net income for the nine months
  ended September 30, 1996               --              1         105          106

Partners' capital (deficit) at
  September 30, 1996                  67,814       $   (37)     $2,343       $2,306

                 See Accompanying Notes to Financial Statements



                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         1996          1995
Cash flows from operating activities:
   Net income                                          $  106        $  152
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                           59            60
   Change in accounts:
    Accounts receivable                                     2            --
    Escrows for taxes                                     (36)          (28)
    Other assets                                            8             1
    Accounts payable                                       (4)           --
    Accrued taxes                                          36            35
    Other liabilities                                      12            18

          Net cash provided by
             operating activities                         183           238

Cash flows from investing activities:
  Property improvements and replacements                   (1)           (1)
  Purchase of investments                                  --          (453)
  Proceeds from sale of investments                        --           656

          Net cash (used in) provided by
             investing activities                          (1)          202

Cash flows used in financing activities:

  Distributions to partners                                --          (200)

Net increase in cash and cash equivalents                 182           240

Cash and cash equivalents at beginning of period          424           152

Cash and cash equivalents at end of period             $  606        $  392

                 See Accompanying Notes to Financial Statements


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

Note B - Transactions with Affiliated Parties

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the nine months ended September 30, 1996 and 1995. Property management fees of approximately $19,000 and $18,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $20,000 and $28,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 1996 and 1995, respectively.

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

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents of approximately $606,000 at September 30, 1996, exceeded the Partnership's reserve requirement of approximately $73,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of a two-thirds interest in a mini-warehouse. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1996 and 1995:

                                             Average Occupancy
                                             1996         1995

       Florida #6 Mini-Warehouse              92%          91%
         Lauderhill, Florida


The Partnership realized net income of approximately $40,000 and $106,000 for the three and nine months ended September 30, 1996, compared to net income of $30,000 and $152,000 for the three and nine months ended September 30, 1995. The decrease in net income is due primarily to a decrease in other income mitigated by an increase in rental revenue.

Rental income increased for the three and nine months ended September 30, 1996, compared to the corresponding periods of 1995 as a result of an increase in rental rates at the Partnership's investment property. Other income decreased due to the non-recurring nature of the dividends received on the Partnership's investment in Southmark Preferred Stock during the second quarter of 1995. Operating expenses decreased due to reduced personnel costs. General and administrative expenses decreased primarily due to reduced general partner reimbursements. Maintenance expense decreased due to reduced yard and grounds contract fees.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan (see Part II "Item 4").

At September 30, 1996, the Partnership held cash and cash equivalents of approximately $606,000 compared to approximately $392,000 at September 30, 1995. Net cash provided by operations decreased primarily due to the partnership receiving no dividend income from the Southmark stock. Net cash provided by investing activities decreased due to the absence of proceeds from the sale of investments in 1996. The decrease in investing activities was due to the Partnership investing in shorter term cash equivalents during 1996 rather than longer term securities. Net cash used in financing activities decreased due to the absence of Partner distributions for the nine months ended September 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the commercial property in which it has invested (see Part II "Item 4"). No cash distributions were declared or paid during the nine months ended September 30, 1996, compared to cash distributions of approximately $200,000 which were declared and paid during the nine months ended September 30, 1995.


                            PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 20, 1996, the General Partner distributed a consent solicitation to the Limited Partners to modify the Partnership Agreement for a certain proposal (the "Proposal") as described in the proxy statement. The Registrant filed a definitive Schedule 14A Information Statement with the Securities and Exchange Commission concurrent with the distribution of the consent solicitation.

      The General Partner formulated the Proposal to amend the Partnership Agreement to authorize the General Partner to sell all or substantially all of the Partnership's assets to unaffiliated entities pursuant to a binding agreement to be entered into on or before June 30, 1997, at a price of not less than $2,000,000. A consequence of the closing of such a sale would likely be the dissolution and termination of the Partnership.

      The amendment will be approved when, and if, properly completed, unrevoked consents with respect to such sale are signed by holders of record on the record date (September 19, 1996) of at least a majority of the Units then outstanding and such consents are delivered to the Partnership, provided the requisite consents are so delivered by the expiration date (November 22, 1996). The General Partner has an option to extend the expiration date for a period of up to an additional sixty days.


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


         Date:     October 28, 1996