Form 10KSB
period 1996-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1997-03-18
CIK 812431

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                              or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $438,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                                       PART I

ITEM 1.DESCRIPTION OF BUSINESS

Johnstown/Consolidated Income Partners/2 (the "Partnership" or "Registrant") was organized on March 9, 1987, as a limited partnership under the California Revised Limited Partnership Act. On June 19, 1987, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-13348) and commenced a public offering for sale of $100 million of Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation/2 (the "Corporate Limited Partner"), an affiliate of the General Partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement (herein so called) entered into with the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (File No. 0-16682) on June 11, 1988. The offering closed in October 1988, with 68,854 Units sold at $100 each, or gross proceeds of approximately $6.9 million to the Partnership. The Partnership had retired a total of 1,040 Units as of December 31, 1996. The Partnership gave no consideration for the Units retired.

By the end of fiscal year 1988, approximately 74% of the proceeds raised had been invested in a mortgage loan (a joint loan in which the Partnership owned a two-thirds undivided interest with an affiliated limited partnership) and a real estate acquisition, development and construction lending ("ADC") arrangement.
Of the remaining 26%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 15% was retained in Partnership reserves for working capital, as required by the Partnership Agreement herein so called.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to invest in mortgage loans originated or purchased by the Partnership and to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its Unitholders. The Partnership was formed with the intention of investing at least one-third but not more than two-thirds of the Partnership's net capital proceeds in non-leveraged or low-leveraged commercial and residential real estate and to devote at least one-third but not more than two-thirds of such net capital proceeds to making or purchasing mortgage loans. By August 1988, the Partnership had completed its investing activities and had acquired a two-thirds undivided interest in a mortgage loan which the Partnership foreclosed on in September 1991, and an ADC arrangement which was subsequently repaid in 1989.
At December 31, 1996, the Partnership's only asset was a two-thirds undivided interest in a mini-warehouse located in Lauderhill, Florida.

As of December 31, 1996, the Partnership's working capital reserves were in excess of 3% of Net Invested Capital as required by its Partnership Agreement. See "Item 6 - Management's Discussion and Analysis or Plan of Operations", for discussion of Partnership liquidity and capital resources.

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

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of the property owned by the Partnership. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12."

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

ITEM 2.DESCRIPTION OF PROPERTY

The Partnership originally acquired an ADC arrangement and a two-thirds undivided interest in a mortgage loan. The ADC arrangement was repaid in 1989. The Partnership foreclosed on its two-thirds undivided interest in the property securing the mortgage loan in 1991. As of December 31, 1996, the Partnership owns a two-thirds undivided interest in the mini-warehouse noted below:

                             Date of
Property                     Purchase   Type of Ownership        Use

Florida #6 Mini-Warehouse    11/01/90   Fee ownership       61,121 sq. ft.
  Lauderhill, Florida                                       storage facility



SCHEDULE OF INVESTMENT PROPERTY HELD FOR SALE:
(in thousands)

                                       Net
                                    Carrying
Property                              Value
Florida #6 Mini-Warehouse            $1,701

See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's former depreciation policy. Effective December 31, 1996, the Partnership's investment property was classified as investment property held for sale. Accordingly, the property has been recorded at the lower of carrying amount or fair value less costs to sell and no additional depreciation expense will be recorded during the period the assets are held for sale.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                    Average Annual
                                     Rental Rates                  Average
                                     (Per sq. ft.)                Occupancy

Property                           1996          1995          1996        1995

Florida #6 Mini-Warehouse         $11.04        $10.44         90%          90%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The General Partner believes that the Florida #6 Mini-Warehouse is adequately insured.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

The Partnership's two-thirds share of real estate taxes and rates in 1996 for the property were (dollar amounts in thousands):

                                        1996            1996
                                      Billing           Rate

  Florida #6 Mini-Warehouse             $51             2.4%


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


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

On November 22, 1996, the proposal was adopted with a majority of the outstanding units approving the proposal. The Unitholders voted 53% in favor of the matter, 5% opposed or abstained and 42% did not respond. The General Partner is currently in negotiations to sell the Florida #6 Mini-Warehouse. It is not certain that these negotiations will be successful.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)   Title of Class                      Number of Unitholders of Record

      Units of Depositary Receipts        598 as of December 31, 1996

(C) The following table sets forth a summary of distributions to the partners during the years ended December 31, 1996 and 1995 (amounts in thousands):


                                                  Years Ended December 31,
                                                     1996            1995
      Distributions to partners                       --            $ 200


In September 1995, the Partnership distributed cash flow from operations of approximately $198,000 or $2.92 per Unit to Unitholders of record as of September 1, 1995, and paid a corresponding general partner distribution of $2,000.

Cumulative distributions to the Unitholders since the inception of the Partnership totaled approximately $5.3 million at December 31, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership realized net income of approximately $124,000 for the year ended December 31, 1996, compared to net income of approximately $147,000 for the year ended December 31, 1995.

Rental income increased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due to increased rental rates at the Partnership's investment property as noted above in "Item 2". Other income decreased due to the non-recurring nature of the dividends received on the Partnership's investment in Southmark Preferred Stock during 1995. Operating expenses decreased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due to reduced personnel costs. Maintenance expense decreased due to reduced yard and grounds contract fees. Property tax expense increased due to an increase in the assessed value of the property.

During 1995, the Partnership received a liquidating dividend of approximately $93,000 from Southmark. During the fourth quarter of 1995, approximately $32,000 was credited to the investment in stock account. The remaining stock balance is included in prepaid and other assets at December 31, 1996, at its estimated market value of approximately $3,000.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership held cash and cash equivalents of approximately $633,000 compared to approximately $424,000 at December 31, 1995. Net cash provided by operating activities decreased primarily due to the Partnership receiving no dividend income from the Southmark stock in 1996, partially offset by increased rental income and reduced expenses as discussed above. Net cash provided by investing activities decreased as a result of the Partnership investing in shorter term cash equivalents during 1996 rather than longer term securities. Net cash used in financing activities decreased due to the absence of partner distributions for the year ended December 31, 1996.

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totalling approximately $633,000 at December 31, 1996, exceeded the Partnership's reserve requirement of approximately $73,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, a property sale and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the General Partner is currently in negotiations to sell the commercial property in which it has invested. Currently, disposition is not considered imminent. Additionally, other investing parties are involved who must be consulted before such a transaction can be approved. For the year ended December 31, 1996, no cash distributions were declared or paid compared to cash distributions of approximately $200,000 during the year ended December 31, 1995.

ITEM 7.  FINANCIAL STATEMENTS


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

LIST OF FINANCIAL STATEMENTS

    Report of Independent Auditors

    Balance Sheet - December 31, 1996

    Statements of Operations - Years ended December 31, 1996
    and 1995

    Statements of Changes in Partners- Capital (Deficit) - Years ended December 31, 1996 and 1995

    Statements of Cash Flows - Years ended December 31, 1996 and 1995

    Notes to Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Johnstown Consolidated Income Partners/2


We have audited the accompanying balance sheet of Johnstown Consolidated Income Partners/2 as of December 31, 1996, and the related statements of operations, changes in partners- capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown Consolidated Income Partners/2 as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


 Greenville, South Carolina
 January 24, 1997


                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                                BALANCE SHEET

                              December 31, 1996
                       (in thousands, except unit data)


Assets
  Cash and cash equivalents                                           $  633
  Accounts receivable                                                      4
  Escrow for taxes                                                         6
  Other assets                                                             7
  Investment property held for sale                                    1,701

                                                                      $2,351

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                    $    2
   Other liabilities                                                      25

Partners' Capital (Deficit)
  General partner                                     $  (37)
  Corporate limited partners - on behalf
     of the Unitholders - (67,814 Units
     issued and outstanding)                           2,361           2,324

                                                                      $2,351

                See Accompanying Notes to Financial Statements

                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                    Years Ended December 31,
                                                      1996             1995
Revenues:
  Rental income                                     $  400           $  372
  Other income                                          38              100
     Total revenues                                    438              472

Expenses:
  Operating                                             87               97
  General and administrative                            80               82
  Maintenance                                           17               21
  Depreciation                                          79               80
  Property taxes                                        51               45
     Total expenses                                    314              325

  Net income                                        $  124           $  147

Net income allocated to general partners (1%)       $    1           $    1
Net income allocated to limited partners (99%)         123              146

                                                    $  124           $  147

Net income per Unit of Depositary Receipt           $ 1.81           $ 2.15

                See Accompanying Notes to Financial Statements

                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)


                                                         Unitholders
                                  Units of                 Units of
                                 Depositary    General    Depositary
                                   Receipt     Partner      Receipt     Total

Original capital contributions      68,854     $     1      $ 6,885   $ 6,886

Partners' capital (deficit)
 at December 31, 1994              67,814         (37)       2,290      2,253

Distributions                          --          (2)        (198)      (200)

Net income for the year ended
 December 31, 1995                     --           1          146        147

Partners' capital (deficit) at
 December 31, 1995                 67,814         (38)       2,238      2,200

Net income for the year ended
 December 31, 1996                     --           1          123        124

Partners' capital (deficit) at
 December 31, 1996                 67,814     $   (37)     $ 2,361    $ 2,324


                 See Accompanying Notes to Financial Statements

                      JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                               STATEMENTS OF CASH FLOWS
                          (in thousands, except unit data)

                                                     Years Ended December 31,
                                                       1996             1995

Cash flows from operating activities:
  Net income                                        $   124          $   147
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                       79               80
  Change in accounts:
      Accounts receivable                                 6               (7)
      Escrow for taxes                                    2               (4)
      Other assets                                        3               37
      Accounts payable                                   (3)               2
      Other liabilities                                  (1)              15

         Net cash provided by operating
            activities                                  210              270

Cash flows from investing activities:
  Property improvements and replacements                 (1)              (1)
  Purchase of investments                                --             (453)
  Proceeds from sale of investments                      --              656

         Net cash (used in) provided by
            investing activities                         (1)             202

Cash flows used in financing activities:
  Distributions to partners                              --             (200)

Net increase in cash and cash equivalents               209              272

Cash and cash equivalents at beginning of year          424              152

Cash and cash equivalents at end of year            $   633          $   424

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Johnstown/Consolidated Income Partners/2 (the "Partnership" or "Registrant"), a California limited partnership, was formed on March 9, 1987, to acquire and operate commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. As of December 31, 1996, the Partnership operates one commercial property located in Lauderhill, Florida. Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, the former general partner, and Johnstown/Consolidated Depositary Corporation/2 (the "Corporate Limited Partner"), an affiliate of the general partner which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, this Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and stand still arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

During the fourth quarter of 1996, the partners voted to market the property for sale for not less than $2 million for the Partnership's portion. In accordance with "FASB No. 121" at December 31, 1996, the Partnership has classified its investment property as held for sale. The property has been recorded at the lower of carrying amount or fair value less costs to sell.

Depreciation

Buildings and improvements were depreciated on the straight-line basis over an estimated useful life of 3 to 20 years. Effective December 31, 1996, the property was classified as investment property held for sale and no additional depreciation expense will be recorded during the period the assets are held for sale.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term nature.

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

Advertising Costs

Advertising costs of approximately $7,000 and $8,000 in 1996 and 1995, respectively, are charged to operating expense as incurred.

Units of Depositary Receipts

Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipt ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partner's capital (deficit) is herein represented as an interest of the Unitholders.

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995. Property management fees of approximately $25,000 and $24,000 were paid to affiliates of the General Partner for the years ended December 31, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $29,000 and $40,000 were paid to the General Partner and its affiliates for the years ended December 31, 1996 and 1995, respectively.

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

NOTE C - OTHER INCOME

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,751 shares of Southmark Corporation Redeemable Series A Preferred Stock and 34,747 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $35,000 and $260,000 in cash representing the Partnership's share of the recovery, based on its pro-rata share of the claims filed. During 1995, the Partnership received a liquidating dividend of approximately $93,000 from Southmark. During the fourth quarter of 1995, approximately $32,000 was credited to the investment in stock account. The remaining stock balance is included in prepaid and other assets at December 31, 1996, at its market value of approximately $3,000.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totalling approximately $633,000 exceeded the Partnership's reserve requirement of approximately $73,000 at December 31, 1996.


NOTE E - DISTRIBUTIONS

During September 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, of approximately $200,000 to the Unitholders.


NOTE F - INVESTMENT PROPERTY HELD FOR SALE
(in thousands)

                                     Initial Cost
                                    To Partnership  (a)

                                        Buildings       Net Cost
                                       and Related       Reduced
                                         Personal     Subsequent to
Description                  Land        Property    Acquisition (a)

Florida #6
Mini-Warehouse              $  650        $1,517       $ (466)(b)


(a) Amounts represented the Partnership's two-thirds undivided interest in the property. Johnstown/Consolidated Income Partners, an affiliated partnership, owns the remaining one-third undivided interest in the property.

(b) Effective December 31, 1996, the Partnership determined that the property was held for sale.


                   Gross Amount at Which Carried
                        At December 31, 1996      (a)

                                     Buildings
                                    And Related
                                     Personal               Date
Description                  Land    Property     Total    Acquired

Florida #6 Mini-Warehouse    $650     $1,051     $1,701    11/01/90


 (a) Amounts represented the Partnership's two-thirds undivided interest in the property. Johnstown/Consolidated Income Partners, an affiliated partnership, owns the remaining one-third undivided interest in the property.

Effective December 31, 1996, the Partnership's investment property was classified as investment property held for sale. Accordingly, the property has been recorded at the lower of carrying amount or fair value less costs to sell and no additional depreciation expense will be recorded during the period the assets are held for sale.

Reconciliation of "Investment Property Held for Sale" (in thousands):

                                                  Years Ended December 31,
                                                    1996              1995

Investment Property

Balance at beginning of year                      $2,186            $2,185
  Property improvements                                1                 1
Balance at End of Year                            $2,187            $2,186

Accumulated Depreciation

Balance at beginning of year                      $  407            $  327
 Additions charged to expense                         79                80
Balance at End of Year                            $  486            $  407


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $2,143,000 and $2,142,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $251,000 and $203,000, respectively.



NOTE G - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties, (2) change in rental income received in advance. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                                    1996              1995

Net income as reported                             $ 124             $ 147
Add (deduct):
   Depreciation differences                           31                32
   Unearned income                                    (3)               23
   Other                                              --                (3)
   Accruals and prepaids                              14                 3

Federal taxable income                             $ 166             $ 202

Federal taxable income
per limited partnership unit                       $2.42             $2.96


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

 Net assets as reported                            $ 2,324
 Land and buildings                                    (44)
 Accumulated depreciation                              235
 Syndication and distribution costs                    798
 Other                                                 262
     Net assets - Federal tax basis                $ 3,575

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age         Position

William H. Jarrard, Jr.             50          President

Ronald Uretta                       41          Vice President/Treasurer

Martha L. Long                      37          Controller

John K. Lines, Esq.                 37          Vice President/Secretary

Kelley M. Buechler                  39          Assistant Secretary


William H. Jarrard, Jr. has been President of CEI since December 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1994 and as Insignia's Chief Financial Officer from January 1992 to August 1994. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

John K. Lines, Esq. has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements", "Note B - Related Party Transactions," for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    As of February, 1997, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b) Beneficial Owners of Management

    Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c) Changes in Control

    Beneficial Owners of CEI

    As of February, 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                   Number of      Percent
    Name and Address               CEI Shares     Of Total

    GII Realty, Inc.                100,000         100%

    One Insignia Financial Plaza
    Greenville, SC 29602

    GII Realty, Inc. is owned by an affiliate of Insignia. (See "Item 1.")

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995, respectively.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b) Reports on Form 8-K filed during the fourth quarter of 1996:

           None.

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


                               JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                               By:  CONCAP EQUITIES, INC.
                                    General Partner


                               By:  /s/William H. Jarrard, Jr.
                                    President


                               By:  /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer

                               Date: March 18, 1997

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William H. Jarrard, Jr.      President
William H. Jarrard, Jr.


/s/Ronald Uretta                Vice President/Treasurer
Ronald Uretta


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

     10.14 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994)

     10.15 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8,
                   1994).

     10.16 Exercise of the remaining portion of the option (as defined in the Gordon Agreement) dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995)

     11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of
                   Item 8-Financial Statements of this Form 10-K).

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