Form 10QSB
period 1997-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS 2
filed 1997-05-01
CIK 812431

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


                For the quarterly period ended March 31, 1997


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

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                March 31, 1997


Assets
  Cash and cash equivalents                                          $  683
  Accounts receivable                                                     5
  Escrows for taxes                                                      19
  Other assets                                                            6
  Investment property held for sale                                   1,701

                                                                     $2,414

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    1
  Accrued taxes                                                          13
  Other liabilities                                                      21

Partners' Capital (Deficit)

  General partner                                     $  (36)
  Corporate limited partners - on behalf
     of the Unitholders - (67,814 Units
     issued and outstanding)                           2,415          2,379
                                                                     $2,414
                 See Accompanying Notes to Financial Statements

b)                 JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                     Three Months Ended
                                                          March 31,
                                                      1997         1996
Revenues:
  Rental income                                     $   96       $   99
  Other income                                          11            9
     Total revenues                                    107          108
Expenses:
  Operating                                             23           19
  General and administrative                            12            9
  Maintenance                                            4            4
  Depreciation                                          --           20
  Property taxes                                        13           12
     Total expenses                                     52           64
  Net income                                        $   55       $   44
Net income allocated to general partner (1%)        $    1       $    1
Net income allocated to Unitholders (99%)               54           43
                                                    $   55       $   44

Net income per Unit of Depositary Receipts          $  .80       $  .63

                 See Accompanying Notes to Financial Statements

c)                 JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                                             Unitholders
                                                               Units of
                                      Units of                Depositary
                                     Depositary    General     Receipt
                                      Receipt      Partner    (Note A)        Total
Original capital contributions        68,854      $     1      $6,885       $6,886

Partners' capital (deficit)
  at December 31, 1996                67,814      $   (37)     $2,361       $2,324

Net income for the three months
  ended March 31, 1997                    --            1          54           55

Partners' capital (deficit) at
  March 31, 1997                      67,814      $   (36)     $2,415       $2,379

                 See Accompanying Notes to Financial Statements

                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)



                                                         Three Months Ended
                                                             March 31,
                                                         1997          1996

Cash flows from operating activities:
   Net income                                          $   55        $   44
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                         --            20
     Change in accounts:
      Accounts receivable                                  (1)            1
      Escrows for taxes                                   (13)          (12)
      Other assets                                          1             5
      Accounts payable                                     (1)           (4)
      Accrued taxes                                        13            12
      Other liabilities                                    (4)            5

         Net cash provided by
             operating activities                          50            71

Cash flows from investing activities:                      --            --

Cash flows from financing activities:                      --            --


Net increase in cash and cash equivalents                  50            71

Cash and cash equivalents at beginning of period          633           424

Cash and cash equivalents at end of period             $  683        $  495

                 See Accompanying Notes to Financial Statements



                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

                   NOTES TO FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners/2 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Units of Depositary Receipt

Johnstown/Consolidated Depositary Corporation/2 (the "Corporate Limited Partner"), an affiliate of the former General Partner, serves as a depositary of certain Units of Depositary Receipt ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partner's capital (deficit) is herein represented as an interest of the Unitholders.

Investment Property Held for Sale

Effective December 31, 1996, the Partnership's investment property was classified as investment property held for sale. Accordingly, the property has been recorded at the lower of carrying amount or fair value less costs to sell and no additional depreciation expense will be recorded during the period the assets are held for sale.


NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all the Partnership activities, as provided for in the partnership agreement.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services for each of the three month periods ended March 31, 1997 and 1996. Property management fees of approximately $6,000 were paid to affiliates of the General Partner for the three months ended March 31, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $4,000 were paid to the General Partner and its affiliates for the three months ended March 31, 1997 and 1996, respectively.

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



NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 3% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents of approximately $683,000 exceeded the Partnership's reserve requirement of approximately $73,000 at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of a two-thirds interest in a mini-warehouse. The following table sets forth the average occupancy of the property for the three months ended March 31, 1997 and 1996:

                                              Average Occupancy
                                              1997         1996
Florida #6 Mini-Warehouse                      90%          91%
   Lauderhill, Florida

The Partnership realized net income of approximately $55,000 for the three months ended March 31, 1997, compared to net income of approximately $44,000 for the three months ended March 31, 1996.

The increase in net income is primarily due to a decrease in depreciation expense resulting from the classification of the property as investment property held for sale at December 31, 1996. Accordingly, no depreciation expense is recognized during the period the assets are held for sale.

Operating expenses increased as a result of increased advertising costs resulting from efforts to increase occupancy and increased insurance expense resulting from premium increases. General and administrative expenses increased primarily as a result of increased audit and tax fees.

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

At March 31, 1997, the Partnership held cash and cash equivalents of approximately $683,000 compared to approximately $495,000 at March 31, 1996. Net cash provided by operating activities decreased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due primarily to increased operating and administrative expenses. No cash was provided by or used in either investing or financing activities during the three months ended March 31, 1997 or 1996, respectively.

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

On September 20, 1996, the General Partner distributed a consent solicitation to the Limited Partners to modify the Partnership Agreement for a certain proposal (the "Proposal") as described in the proxy statement. The Partnership filed a definitive Schedule 14A Information Statement with the Securities and Exchange Commission concurrent with the distribution of the consent solicitation.

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

On November 22, 1996, the proposal was adopted with a majority of the outstanding units approving the proposals. The Unitholders voted 53% in favor of the matter, 5% opposed or abstained and 42% did not respond. The General Partner is currently in negotiations to sell the Florida #6 Mini-Warehouse. It is not certain that these negotiations will ultimately result in the sale of the Partnership's investment property.

During the first three months of 1997 and 1996, no cash distributions were declared or paid.




                            PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)  Reports on Form 8-K

         None.


                                     SIGNATURES


  In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         JOHNSTOWN/CONSOLIDATED INCOME PARTNERS/2

         By:       CONCAP EQUITIES, INC.
                   General Partner
         By:       /s/William H. Jarrard, Jr.
                   William H. Jarrard, Jr.
                   President


         By:       /s/Ronald Uretta
                   Ronald Uretta
                   Vice President/Treasurer



         Date:     May 1, 1997